Form 10QSB
period 2002-09-30
GBO CORP
filed 2003-07-02
CIK 1166829

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Fiscal Quarter Ending September 30, 2002

                                 GBO CORPORATION
             (Exact name of registrant as it appears in its charter)

                                    000-49705
                            (Commission File Number)

          NEVADA                                        80-0011246
--------------------------------------------------------------------------------
(State or jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                       Identification No.)

                    4213 N. Tabor Street, Mesa, Arizona 85215
--------------------------------------------------------------------------------
                     (Address of Principal Executive Office)

                                 (480) 832-0094
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (b) of the Act:
Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---

At the end of the quarter ending September 30, 2002, there were 20,000,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

                                TABLE OF CONTENTS


Part I Financial Information                                                Page

Item 1. Financial Statements:

   Balance Sheets .......................................................... 3-4

   Unaudited Condensed Statements of Operations  ............................. 5

   Unaudited Condensed Statements of Cash Flows  ............................. 6

   Statement of Changes in Stockholders' equity  ............................. 7

   Notes to Financial Statements (unaudited) ............................. 7 -11

Item 2. Plan of operation ................................................... 11

Part II - Other Information

Item 1. Legal Proceedings ................................................... 11

Item 2. Changes in Securities ............................................... 11

Item 3. Default Upon Senior Securities ...................................... 11

Item 4. Submission of matters To a Vote of Security Holders ................. 11

Item 5. Other Information ................................................... 12

Item 6. Exhibits and Reports. ............................................... 12

Signatures .................................................................. 12

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                GBO CORPORATION
                         (A Development Stage Company)

                                 BALANCE SHEET
                                 -------------
                                  (Unaudited))

                                     ASSETS
                                     ------

                                           Nine Months
                                              Ended                  Inception
                                          September 30,             January 18,
                                               2002                    2002
                                    -------------------      ------------------
CURRENT ASSETS
     Cash                                            29                       0
                                    -------------------      ------------------

     Total Current Assets                            29                       0
                                    -------------------      ------------------

OTHER ASSETS                                          0                       0
                                    -------------------      ------------------

     Total Other Assets                               0                       0
                                    -------------------      ------------------

TOTAL ASSETS                                         29                       0
                                    ===================      ==================

        The accompanying notes are an integral part of these statements

                                 GBO CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  -------------
                                  (Unaudited))


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                          Nine Months
                                             Ended                Inception
                                         September 30,           January 18,
                                             2002                    2002
LIABILITIES

Current Liabilities                                   0                       0
                                    -------------------      ------------------

     Total Current Liabilities                        0                       0
                                    -------------------      ------------------

STOCKHOLDERS' EQUITY


     Common Stock, authorized
     25,000,000 shares of stock,
     issued and outstanding 20,000,000,
     par value $0.001 per share                  20,000                       0

     Additional Paid in Capital                   5,670                       0

     Deficit accumulated during the
     development stage                          (25,641)                      0
                                    -------------------      ------------------

     Total Stockholders' Equity                      29                       0
                                    -------------------      ------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 29                       0
                                    ===================      ==================


        The accompanying notes are an integral part of these statements

                                 GBO CORPORATION
                          (A Development Stage Company)

                            STATEMENT OF OPERATIONS
                            -----------------------
                                  (Unaudited)


                                     Three Months       Three Months      Nine Months        Nine Months       Period January 18,
                                        Ended              Ended              Ended              Ended             (Inception)
                                     September 30,      September 30,      September 30,      September 30,      to September 30,
                                         2002               2001               2002               2001                 2002
INCOME
     Revenue                                     0                  0                  0                  0                      0
                                 -----------------  -----------------  -----------------  -----------------  ---------------------

EXPENSES
     General, Selling and
     Administrative                             97                  0             25,641                                    25,641
                                 -----------------  -----------------  -----------------  -----------------  ---------------------

     Total Expense                              97                  0             25,641                  0                 25,641
                                 -----------------  -----------------  -----------------  -----------------  ---------------------

     Loss before Provision for
     Income Taxes                              (97)                 0            (25,641)                 0                (25,641)

     Provision for Income Taxes                  0                  0                  0                  0                      0
                                 -----------------  -----------------  -----------------  -----------------  ---------------------


NET INCOME (LOSS)                              (97)                 0            (25,641)                 0                (25,641)
                                 =================  =================  =================  =================  =====================


Primary and Diluted Earnings
     (Loss) per Weighted Average
     Number of Common Shares                  0.01               0.01               0.01               0.01                   0.01
                                 -----------------  -----------------  -----------------  -----------------  ---------------------


Weighted Average Number of
     Common Shares                      20,000,000                  0         20,000,000                  0             20,000,000
                                 -----------------  -----------------  -----------------  -----------------  ---------------------

        The accompanying notes are an integral part of these statements

                                 GBO CORPORATION
                          (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' EQUITY
                       ---------------------------------

                                              Common Stock                 Additional       Accumulated            Total
                                        Shares             Amount            Paid in          Deficit              Equity
                                                                             Capital
                                 -----------------  -----------------  -----------------  -----------------  -----------------
Initial Capitalization
     Stock issued for services          19,370,000             19,370                  -                                19,370
     Stock sales for cash                  630,000                630              5,670                                 6,300

Retained Earnings (Loss)                                                                            (25,641)           (25,641)
                                 -----------------  -----------------  -----------------  -----------------  -----------------

Balance, September 30, 2002             20,000,000             20,000              5,670            (25,641)                29
                                 =================  =================  =================  =================  =================

        The accompanying notes are an integral part of these statements

                                 GBO Corporation
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS


Note 1. GENERAL ORGANIZATION AND BUSINESS

GBO Corporation, (the Company) was organized in the state of Nevada on January 18, 2002. The Company is currently in its development stage and to date its activities have been limited to organization and capital formation. The Company currently has no operations and, in accordance with SFAS No. 7, is considered a development stage company.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has no assets except cash and no debt. The relevant accounting policies and procedures are listed below.

Accounting Basis

The basis is generally accepted accounting principles.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has no potentially dilutive securities outstanding at the end of the statement periods. Therefore, the basic and diluted earnings (loss) per share are presented on the face of the statement of operations as the same number.

The Company has not issued any options or warrants or similar securities since inception.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: 1. Non-employees. 2. Employees or directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. Each of these categories treats the valuation of the stock issuance for accounting purposes in a specific manner.

1. Non-employees                     the security is recorded at its fair value

2. Employees or directors
         Non-compensatory            No security value is booked until the stock
                                     is actually paid for
         Compensatory                The Company  may select  between  two
                                     methods, compensation is calculated and recorded at the securities' fair value, or intrinsic value

The Company has selected to utilize the fair value method for the valuation of it securities given as compensation.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Advertising

Advertising is expensed when incurred. There has been no advertising since inception.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has neither a current source of revenue, nor operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

NOTE 4.  STOCKHOLDERS' EQUITY

At inception the Company had 25,000,000 shares of common stock authorized. The shareholders have all of the rights afforded Nevada shareholders.

Par value is $0.001 per common share.

There are no warrants or options outstanding to acquire any additional shares of common stock.

The Company was initially capitalized during on January 18, 2002. Also, $19,370 of value was given in services for which 19,370,000 shares of stock were issued at par value. Afterward, 630,000 shares of common stock were sold for $6,300 ($0.01 per share) as shown in the statement of stockholders' equity

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer who lives in Arizona provides administrative services, without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5. INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is estimated at $5,641, which is calculated by multiplying a 22% estimated tax rate by the two items making up the deferred tax account, the NOL of $24,990 and the difference between tax and book net loss of $651 (which was due to the organization costs). The total valuation allowance is a comparable $5,641.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.
                                                                 2002
         Net change in deferred taxes                          $5,641
         Valuation Account                                     (5,641)
         Current taxes payable                                      0
                                                              -------
         Provision for Income Taxes                                 0
                                                              -------
Below is a chart showing the federal net operating losses and the year in which it will expire.

         Year                                  Amount                Expiration
         2002 (Estimated thru 9/30/03)         24,990                   2022
                                              -------

Note 6. OPERATING LEASES AND OTHER COMMITMENTS:

As explained in the note pertaining to related parties, the Company uses the offices of its president with no charge. The Company also has no assets, debts nor lease obligations of any kind. The five-year projection of these future obligations will be zero in each year, as follows:

                            Year 1     Year 2     Year 3     Year 4     Year 5

Operating Leases, etc            0          0          0          0          0

Note 8. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 141-144 and their effect on the Company.

SFAS 141 Business Combinations

This Statement addresses financial accounting and reporting for business combinations and supersedes APB 16 and SFAS 38. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The effective date for this Statement is June 30, 2001 and thereafter.

SFAS 142 Goodwill and Other Intangibles Assets

This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB 17. It addresses how intangible assets that are acquired individually or with a group (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The effective date for this Statement is December 15, 2001.

SFAS 143 Accounting for Asset Retirement Obligations

This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002.

SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets

This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, the accounting and reporting provisions of APB 30 and amends ARB 51. The effective date of this Statement is December 15, 2001.

SFAS 145 Extra-ordinary item classification, Sale-lease-back classification

This statement rescinds SFAS 4, 44 and 64 and reinstates APB 30 as the standard for the classification of gains and losses of the extinguishment of debt as an operating lease to be accounted for under the sale-lease-back provisions of SFAS
98. The effective date of this statement is May 15, 2002.

SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities

This statement requires companies to recognize costs associated with exit or disposal activities, other than SFAS 143 costs, when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of these costs are lease termination costs, employee severance costs associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is effective after December 15, 2002.

SFAS 147 Acquisitions of Certain Financial Institutions - an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9.

This statement makes the acquisition of financial institutions come under the statements 141 and 142 instead of statement 72, 144 and FASB Interpretation No.
9. This statement is applicable for acquisition on or after October 1, 2002.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

SFAS 148 Accounting for Stock-Based Compensation - Transition and Disclosure

Amends FASB 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.

SFAS 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

SFAS 150 Financial  Instruments  with  Characteristics  of both  Liabilities and
Equity

This statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows. These standards will have an impact if the Company merges with an operating entity.


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

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of matters To a Vote of Security Holders

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports.

     99.1 Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14

     99.2 Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 31, 2003                              GBO CORPORATION
                                                 -------------------------------
                                                 By: /s/ William D. O'Neal
                                                         William D. O'Neal
                                                         President

                                  EXHIBIT 99.1
                                  CERTIFICATION
                                  -------------

I, William D. O'Neal, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GBO CORPORATION;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 31, 2003

/s/ William D. O'Neal
-----------------------------
    William D. O'Neal, CEO

                                  EXHIBIT 99.2
                                  CERTIFICATION
                                  -------------

I, William D. O'Neal, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GBO CORPORATION;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 31, 2003
/s/ William D. O'Neal
-----------------------------
    William D. O'Neal, CFO