Form 10QSB/A
period 2002-09-30
GBO CORP
filed 2003-07-03
CIK 1166829

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB/A

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

                                TABLE OF CONTENTS


Part I Financial Information                                                Page

Item 1. Financial Statements:

   Balance Sheets .......................................................... 3-4

   Unaudited Condensed Statements of Operations  ............................. 5

   Statement of Changes in Stockholders' equity  ............................. 6

   Unaudited Condensed Statements of Cash Flows  ............................. 7

   Notes to Financial Statements (unaudited) ............................. 8 -12

Item 2. Plan of operation ................................................... 12

Part II - Other Information

Item 1. Legal Proceedings ................................................... 12

Item 2. Changes in Securities ............................................... 12

Item 3. Default Upon Senior Securities ...................................... 12

Item 4. Submission of matters To a Vote of Security Holders ................. 12

Item 5. Other Information ................................................... 13

Item 6. Exhibits and Reports. ............................................... 13

Signatures .................................................................. 13

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
                                 =================  =================  =================  =================  =================

        The accompanying notes are an integral part of these statements

                                 GBO CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                             -----------------------

                                                 Period January 18,         Nine Months
                                                     (Inception)               Ended
                                                    September 30,          September 30,
                                                        2002                   2001
                                               ----------------------  ----------------------
Cash Flows from Operating Activities

        Net Loss                                              (25,641)                      0

        Consulting for stock                                   19,370                       0
        Changes in assets and liabilities                           0                       0
                                               ----------------------  ----------------------


Net Cash Provided by Operations                                (6,271)                      0
                                               ----------------------  ----------------------

Cash Flow Used in Investing Activities                              0                       0
                                               ----------------------  ----------------------

Cash Flows from Financing Activities

        Sales of Stock                                          6,300                       0
                                               ----------------------  ----------------------

Cash Flows from Financing Activities                            6,300                       0
                                               ----------------------  ----------------------

Net Increase (Decrease)
Net Increase (Decrease) in Cash                                    29                       0

Cash, Beginning of Period                                           0                       0
                                               ----------------------  ----------------------

Cash, End of Period                                                29                       0
                                               ======================  ======================

The amount of interest paid for the period shown above was $00.00. The amount of taxes paid for the period shown above was $00.00.

Significant non cash transactions
Issuance of 19,370,000 shares of common stock for consulting services valued at $19,370

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