Form 10KSB
period 2002-12-30
GBO CORP
filed 2003-07-03
CIK 1166829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                                     For the fiscal year ended December 31, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to________________
                         Commission File No.: 000-49705

                                 GBO CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                        86-0011246
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                             4213 North Tabor Street
                               Mesa, Arizona 85215
--------------------------------------------------------------------------------
          (Address, including zip code, of principal executive offices)


Issuer's telephone number (602) 267-3855

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None


                     Common Stock, Par Value $.001 Per Share
                     ---------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [ X ]Yes [ ]No
      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $ 0

As of December 31, 2002, we had 20,000,000 shares of our $0.001 par value common stock issued and outstanding. As there is no public trading market for our securities, we are unable to determine the aggregate market value of the common stock, our only class of voting stock, held by nonaffiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Form (Check one):   Yes [ ]   No [X]

To simplify the language in this Form 10-KSB, GBO Corporation is referred to herein as the "Company" or "We."

                               TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
PART I
ITEM 1. DESCRIPTION OF BUSINESS
   The Company
   Business of the Company
   Employees
ITEM 2. DESCRIPTION OF PROPERTIES ............................................ 4
ITEM 3. LEGAL PROCEEDINGS .................................................... 4
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS .............. 4
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS .. 4
   Market .................................................................... 4
   Holders ................................................................... 4
   Dividends ................................................................. 4
ITEM 6. MANAGEMENT'S  DISCUSSION & ANALYSIS OF FINANCIAL  CONDITION  ......... 5
        & RESULTS OF OPERATION ............................................... 5
   Plan of Operation ......................................................... 5
   Forward-Looking Statements ................................................ 5
ITEM 7. FINANCIAL STATEMENTS ................................................. 5
ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ............ 5
        & FINANCIAL DISCLOSURE ............................................... 5
PART II
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS ........... 5
   The Directors and Officers of the Company ................................. 5
   Compliance with Section 16(a) of the Exchange Act ......................... 6
ITEM 10. EXECUTIVE COMPENSATION .............................................. 6
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT ........ 6
   Security Ownership of Beneficial Owners ................................... 6
   Security Ownership of Management .......................................... 6
ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS ........................ 7
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .................................... 7
   Exhibits .................................................................. 7
   Reports on Form 8-K ....................................................... 7
FINANCIAL STATEMENTS .................................................... 8 - 20
SIGNATURES .................................................................. 20

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                                  The Company

GBO Corporation (the "Company") is a Nevada corporation formed on January 18, 2002. Its principal place of business is located at 4213 N. Tabor Street, Mesa, Arizona 85215. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with, and the acquisitions of, other companies. The Company has been in the developmental stage since its inception and has no operating history other than organizational matters.

                             Business of the Company

The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

                                    Employees

The Company's only employee at the present time is its sole officer and director, who will devote as much time as he determines necessary to carry out the affairs of the Company.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company has no significant assets, property, or operating capital.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to, nor are any of its properties the subject of, any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

                                     Market

To the knowledge of current management, there is no public trading market for the Company's common stock

                                     Holders

At December 31, 2002, there were approximately 66 holders of record of the Company's common stock.

                                    Dividends

The Company has not declared any cash dividends within the past two years of its common stock, nor does the Company anticipate or contemplate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

                                Plan of Operation

The Company's plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Financial Statement is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into a business combination.

                           Forward-Looking Statements

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Financial Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

ITEM 7. FINANCIAL STATEMENTS

See attached audited financial statements

ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.


                                     PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

Name                      Age                      Positions and Offices Held

William D. O'Neal          43                      Director/President
                                                   Secretary/Treasurer

William D. O'Neal, 43 years of age, is the sole Officer and Director. Mr. O'Neal has served as our Sole Director since January 18, 2002 His current term as Director expires, subject to re-election, on January 17, 2003. Mr. O'Neal has served as President since his election on January 18, 2002. Mr. O'Neal holds a B.A. degree from Berklee College of Music, and a J.D. degree from the University of Oregon School of Law. He has been a practicing attorney since 1991. Over the past five (5) years, Mr. O'Neal has served as General Counsel to a publicly traded corporation in Phoenix, Arizona, and is currently a partner in a Phoenix-based private law firm. Mr. O'Neal is a member in good standing of the State Bar of Arizona.

                Compliance with Section 16(a) of the Exchange Act

The Company does not have a class of equity  securities  registered  pursuant to
Section 12 of the Exchange Act. As a result, no reports are required to be filed pursuant to Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

During the last fiscal year, the Company's sole officer and director did not receive any salary, wage or other compensation. During the current fiscal year, the Company has no present plans or means to pay compensation to its sole officer and director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

As of January 31, 2002, there were 20,000,000 shares of our common stock, $.001 par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner (1) has sole voting and investment power with respect to the shares set forth opposite his name.

Security Ownership of Beneficial Owners(1):
-------------------------------------------

Beneficial Owner        Class     Amount       Nature of Ownership    Percentage
--------------------------------------------------------------------------------
William D. O'Neal       Common    19,120,000   Direct                 95.6%
4213 N. Tabor St.
Mesa, AZ 85215
--------------------------------------------------------------------------------

Security Ownership of Management(2):
------------------------------------

Beneficial Owner        Class     Amount       Nature of Ownership    Percentage
--------------------------------------------------------------------------------
William D. O'Neal       Common    19,120,000   Direct                 95.6%
Director/President
Secretary, Treasurer
4213 N. Tabor St.
Mesa, AZ 85215
--------------------------------------------------------------------------------
TOTAL
Common Shares       20,000,000

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                                    Exhibits

EXHIBIT
NUMBER                     DESCRIPTION

3.1      Articles of Incorporation (1)
3.2      Bylaws (1)
99.1 CERTIFICATE OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
99.2 CERTIFICATE OF CHIEF FINANCAIL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
99.3     CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Reports on Form 8-K

None

(1) Filed and incorporated by reference on that certain Form 10SB12G filed March 25, 2002.

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE

COVER SHEET ................................................................ F-1

TABLE OF CONTENTS .......................................................... F-2

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ........................... F-3

BALANCE SHEET, ASSETS ...................................................... F-4

BALANCE SHEET, LIABILITIES AND STOCKHOLDERS' EQUITY ........................ F-5

STATEMENT OF OPERATIONS .................................................... F-6

STATEMENT OF STOCKHOLDERS' EQUITY .......................................... F-7

STATEMENT OF CASH FLOWS .................................................... F-8

NOTES TO FINANCIAL STATEMENTS ........................................... F-9-14

                               Shelley Intl., CPA
                               161 E. 1st. St. #1
                                 Mesa, AZ 85201
                                 (480) 461-8301


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
                -------------------------------------------------

To the Board of Directors
GBO CORPORATION

     I have audited the accompanying balance sheet of GBO Corporation, (a Development Stage Company) as of December 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for the period from January 18, 2002 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GBO Corporation, (a Development Stage Company) as of December 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for the period from January 18, 2002 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


                                                              Shelley Intl., CPA


May 31, 2003

                                GBO CORPORATION
                         (A Development Stage Company)

                                 BALANCE SHEET
                                 -------------

                                     ASSETS

                                            Year
                                           Ended                  Inception
                                        December 31,             January 18,
                                            2002                     2002
                                  -------------------     -------------------
CURRENT ASSETS
   Cash                                             8                       0
                                  -------------------     -------------------

   Total Current Assets                             8                       0
                                  -------------------     -------------------

OTHER ASSETS                                        0                       0
                                  -------------------     -------------------

   Total Other Assets                               0                       0
                                  -------------------     -------------------

TOTAL ASSETS                                        8                       0
                                  ===================     ===================



        The accompanying notes are an integral part of these statements

                                 GBO CORPORATION
                         (A Development Stage Company)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                             Year
                                            Ended               Inception
                                        September 30,           January 18,
                                             2002                   2002
LIABILITIES

Current Liabilities                                 0                       0
                                  -------------------     -------------------
       Total Current Liabilities                    0                       0
                                  -------------------     -------------------
STOCKHOLDERS' EQUITY


       Common Stock, authorized
       25,000,000 shares of stock,
       issued and outstanding 20,000,000,
       par value $0.001 per share              20,000                       0

       Additional Paid in Capital               5,670                       0

       Deficit accumulated during the
       development stage                      (25,662)                      0
                                  -------------------     -------------------
       Total Stockholders' Equity                   8                       0
                                  -------------------     -------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                8                       0
                                  ===================     ===================


        The accompanying notes are an integral part of these statements

                                 GBO CORPORATION
                         (A Development Stage Company)


                            STATEMENT OF OPERATIONS
                            -----------------------

                                     Three Months        Three Months          Year                            Period January 18,
                                        Ended              Ended              Ended             Inception          (Inception)
                                     December 31,        December 31,       December 31,        January 18,       to December 31,
                                          2002                2001               2002              2002                   2002
INCOME
   Revenue                                       0                  0                  0                  0                     0
                                 -----------------  -----------------  -----------------  -----------------  --------------------
EXPENSES
   General, Selling and
   Administrative                               21                  0             25,662                                   25,662
                                 -----------------  -----------------  -----------------  -----------------  --------------------

   Total Expense                                21                  0             25,662                  0                25,662
                                 -----------------  -----------------  -----------------  -----------------  --------------------

   Loss before Provision for
   Income Taxes                                (21)                 0            (25,662)                 0               (25,662)

   Provision for Income Taxes                    0                  0                  0                  0                     0
                                 -----------------  -----------------  -----------------  -----------------  --------------------

NET INCOME (LOSS)                              (21)                 0            (25,662)                 0               (25,662)
                                ==================  =================  =================  =================  ====================

Primary and Diluted Earnings
   (Loss) per Weighted Average
   Number of Common Shares                    0.01               0.01               0.01               0.01                  0.01
                                 -----------------  -----------------  -----------------  -----------------  --------------------

Weighted Average Number of
   Common Shares                        20,000,000                  0         20,000,000                  0            20,000,000
                                 -----------------  -----------------  -----------------  -----------------  --------------------


        The accompanying notes are an integral part of these statements

                                GBO CORPORATION
                         (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' EQUITY
                       ---------------------------------

                                                   Common Stock             Additional       Accumulated          Total
                                          --------------------------------
                                                Shares          Amount        Paid in          Deficit            Equity
                                                                            Capital
                                          ------------------- ------------ -------------- ------------------- ---------------
Initial Capitalization
   Stock issued for services                       19,370,000       19,370              -                              19,370
   Stock sales for cash                               630,000          630          5,670                               6,300

Retained Earnings (Loss)                                                                              (25,662)        (25,662)
                                          ------------------- ------------ -------------- ------------------- ---------------

Balance, December 31, 2002                         20,000,000       20,000          5,670             (25,662)              8
                                          =================== ============ ============== =================== ===============



        The accompanying notes are an integral part of these statements

                                GBO CORPORATION
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                      Year
                                                      Ended             Inception
                                                  December 31,          January 18,
                                                      2002                 2002
                                              ------------------   -------------------
Cash Flows from Operating Activities

   Net Loss                                              (25,662)                    0

   Consulting for stock                                   19,370                     0
   Changes in assets and liabilities                           0                     0
                                              ------------------   -------------------


Net Cash Provided by Operations                           (6,292)                    0
                                              ------------------   -------------------

Cash Flow Used in Investing Activities                         0                     0
                                              ------------------   -------------------

Cash Flows from Financing Activities

   Sales of Stock                                          6,300                     0
                                              ------------------   -------------------

Cash Flows from Financing Activities                       6,300                     0
                                              ------------------   -------------------

Net Increase (Decrease)
Net Increase (Decrease) in Cash                                8                     0

Cash, Beginning of Period                                      0                     0
                                              ------------------   -------------------

Cash, End of Period                                            8                     0
                                              ==================   ===================

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

Significant non cash transactions Issuance of 19,370,000 shares of common stock for consulting services valued at $19,370

        The accompanying notes are an integral part of these statements

                                 GBO Corporation
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


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

1. Non employees                    the security is recorded at its fair value

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

The Company neither owns nor leases any real or personal property. An officer who lives in Arizona Office provides administrative services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $5,646, which is calculated by multiplying a 22% estimated tax rate by the two items making up the deferred tax account, the NOL of $25,049 and the difference between tax and book net loss of $613, (which was due to the organization costs). The total valuation allowance is a comparable $5,646.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                                            2002
                                                            ----
         Net change in deferred taxes                     $5,646
         Valuation Account                                (5,646)
         Current taxes payable                                 0
                                                           -----
         Provision for Income Taxes                            0
                                                           -----

Below is a chart showing the federal net operating losses and the year in which it will expire.

         Year                                   Amount          Expiration
         ----                                  -------          ----------
         2002                                  $25,049             2022


Note 6. OPERATING LEASES AND OTHER COMMITMENTS:

As explained in the note pertaining to related parties, the Company uses the offices of its president with no charge. The Company also has no assets, debts nor lease obligations of any kind. The five-year projection of these future obligations will be zero in each year as follows:

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

SFAS 143 Accounting for Asset Retirement Obligations

This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002.

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

                                      F-14

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

GBO CORPORATION

Dated: May 31, 2003                 By: /s/ William D. O'Neal
                                    -----------------------------
                                            William D. O'Neal
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: May 31, 2003

By: /s/ William D. O'Neal
-------------------------
        William D. O'Neal
        Director, President
        Secretary, Treasurer

                                  EXHIBIT 99.1
                                  ------------

                         CERTIFICATE OF CHIEF EXECUTIVE
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, CWilliam D. O'Neal, certify that:

1. I have reviewed this Form 10-KSB for the period ended December 31, 2002 of GBO Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

(c) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 31, 2003                              /s/ William D. O'Neal
                                                --------------------------------
                                                    William D. O'Neal
                                                    Chief Executive Officer

                                  EXHIBIT 99.2
                                  ------------

                     CERTIFICATE OF CHIEF FINANCAIL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William D. O'Neal, certify that:

1. I have reviewed this Form 10-KSB for the period ended December 31, 2002 of GBO Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

(c) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: May 31, 2003                               /s/ William D. O'Neal
                                                --------------------------------
                                                    William D. O'Neal
                                                    Chief Financail Officer

                                  EXHIBIT 99.3
                                   -----------
                            CERTIFICATION PURSUANT TO

                                 18 U.S.C. 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GBO Corporation (the "Company") on Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William D. O'Neal, in my capacity as Treasurer and acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date: May 31, 2003                               /s/ William D. O'Neal
                                                --------------------------------
                                                    William D. O'Neal
                                                    Chief Financail Officer