Form 10QSB
period 2003-03-31
GBO CORP
filed 2003-07-03
CIK 1166829

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Fiscal Quarter Ending March 31, 2003

                                 GBO CORPORATION
--------------------------------------------------------------------------------
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

At the end of the quarter ending March 31, 2003, there were 20,000,000 issued and outstanding shares of the registrants common stock.

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

Item 2. Plan of operation ................................................... 12

Part II - Other Information

Item 1. Legal Proceedings ................................................... 12

Item 2. Changes in Securities ............................................... 12

Item 3. Default Upon Senior Securities ...................................... 13

Item 4. Submission of matters To a Vote of Security Holders ................. 13

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

Signatures .................................................................. 13

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                                GBO CORPORATION
                         (A Development Stage Company)

                                 BALANCE SHEET
                                 -------------
                                  (Unaudited)


                                     ASSETS
                                     ------

                                    Three Months                Year
                                        Ended                   Ended
                                      March 31,              December 31,
                                        2003                     2002

CURRENT ASSETS

     Cash                                        (13)                      8
                                --------------------    --------------------


     Total Current Assets                        (13)                      8
                                --------------------    --------------------

OTHER ASSETS                                       0                       0
                                --------------------    --------------------

     Total Other Assets                            0                       0
                                --------------------    --------------------


TOTAL ASSETS                                     (13)                      8
                                ====================    ====================


        The accompanying notes are an integral part of these statements

                                GBO CORPORATION
                         (A Development Stage Company)

                                 BALANCE SHEET
                                 -------------
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                         Three Months                Year
                                             Ended                  Ended
                                           March 31,             December 31,
                                             2003                    2002
LIABILITIES

Current Liabilities                                   0                       0
                                   --------------------    --------------------

       Total Current Liabilities                      0                       0
                                   --------------------    --------------------

STOCKHOLDERS' EQUITY


       Common Stock, authorized
       25,000,000 shares of stock,
       issued and outstanding 20,000,000,
       par value $0.001 per share                20,000                  20,000

       Additional Paid in Capital                 5,670                   5,670

       Deficit accumulated during the
       development stage                        (25,683)                (25,662)
                                   --------------------    --------------------

       Total Stockholders' Equity                   (13)                      8
                                   --------------------    --------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                (13)                      8
                                   ====================    ====================


        The accompanying notes are an integral part of these statements

                                GBO CORPORATION
                         (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                             -----------------------
                                  (Unaudited)


                                          Three Months         Three Months      Period January 18,
                                             Ended                Ended             (Inception)
                                           March 31,             March 31,          to March 31,
                                             2003                  2002                  2003
INCOME
      Revenue                                         0                       0                       0
                                 ----------------------  ----------------------  ----------------------

EXPENSES
      General, Selling and
      Administrative                                 21                  20,600                  25,683
                                 ----------------------  ----------------------  ----------------------

      Total Expense                                  21                  20,600                  25,683
                                 ----------------------  ----------------------  ----------------------

      Loss before Provision for
      Income Taxes                                  (21)                (20,600)                (25,683)

      Provision for Income Taxes                      0                       0                       0
                                 ----------------------  ----------------------  ----------------------


NET INCOME (LOSS)                                   (21)                (20,600)                (25,683)
                                 ======================  ======================  ======================


Primary and Diluted Earnings
      (Loss) per Weighted Average
      Number of Common Shares                      0.01                    0.01                    0.01
                                 ----------------------  ----------------------  ----------------------


Weighted Average Number of
      Common Shares                          20,000,000              20,000,000              20,000,000
                                 ----------------------  ----------------------  ----------------------

        The accompanying notes are an integral part of these statements

                                GBO CORPORATION
                         (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------
                                  (Unaudited)

                                                   Common Stock        Additional  Accumulated      Total
                                                Shares       Amount     Paid in      Deficit        Equity
                                                                        Capital
                                          ------------ ------------ -------------- ------------- ------------
Initial Capitalization
     Stock issued for services              19,370,000       19,370              -                     19,370
     Stock sales for cash                      630,000          630          5,670                      6,300

Retained Earnings (Loss)                                                                 (25,662)     (25,662)
                                          ------------ ------------ -------------- ------------- ------------

Balance, December 31, 2002                   20,000,000      20,000          5,670       (25,662)           8

Accumulated Deficit                                                                          (21)         (21)
                                          ------------ ------------ -------------- ------------- ------------

Balance, March 31, 2003                     20,000,000       20,000          5,670       (25,683)         (13)
                                          ============ ============ ============== ============= ============

        The accompanying notes are an integral part of these statements

                                GBO CORPORATION
                         (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                             -----------------------
                                  (Unaudited)


                                              Three Months        Three Months
                                                   Ended              Ended
                                                 March 31,          March 31,
                                                   2003               2002
                                            ----------------   ----------------

Cash Flows from Operating Activities

   Net Loss                                              (21)           (20,600)

   Consulting for stock                                    0             19,370
   Changes in assets and liabilities                       0                  0
                                            ----------------   ----------------

Net Cash Provided by Operations                          (21)            (1,230)
                                            ----------------   ----------------

Cash Flow Used in Investing Activities                     0                  0
                                            ----------------   ----------------

Cash Flows from Financing Activities

   Sales of Stock                                          0              6,300
                                            ----------------   ----------------

Cash Flows from Financing Activities                       0              6,300
                                            ----------------   ----------------

Net Increase (Decrease)
Net Increase (Decrease) in Cash                          (21)             5,070

Cash, Beginning of Period                                  8                  0
                                            ----------------   ----------------

Cash, End of Period                                      (13)             5,070
                                            ================  =================


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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is estimated at $5,650, which is calculated by multiplying a 22% estimated tax rate by the two items making up the deferred tax account, the accumulated NOL of $25,108 and the difference between tax and book net loss of $575, (which was due to the organization costs). The total valuation allowance is a comparable $5,650

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                                     2002                2003
         Net change in deferred taxes              $5,646                   4
         Valuation Account                         (5,646)                 (4)
         Current taxes payable                          0                   0
                                                  --------             -------
         Provision for Income Taxes                     0                   0
                                                  --------             -------

Below is a chart showing the federal net operating losses and the year in which it will expire.

         Year                                   Amount                Expiration
         ----                                   ------                ----------
         2002                                   25,050                 2022
         2003     (Estimated thru 3/31/03)          58                 2023

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

Dated: May 31, 2003                                    GBO CORPORATION

                                                 By: /s/ William D. O'Neal
                                                 --------------------------
                                                         William D. O'Neal
                                                         President

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