Form 10KSB
period 2003-06-30
GBO CORP
filed 2003-09-11
CIK 1166829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934



[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from January 1, 2003 to June
                     30, 2003 Commission File No.: 000-49705

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes[ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

(1) Filed and incorporated by reference on that certain Form 10SB12G filed March 25, 2002.

State issuer's revenues for its most recent fiscal year.  $ 0

As of June 30, 2003, we had 20,000,000 shares of our $0.001 par value common stock issued and outstanding. As there is no public trading market for our securities, we are unable to determine the aggregate market value of the common stock, our only class of voting stock, held by nonaffiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Form (Check one): Yes [ ] No [X]

To simplify the language in this Form 10-KSB, GBO Corporation is referred to herein as the "Company" or "We."



                                TABLE OF CONTENTS
                                -----------------
ITEM                                                                       Page
PART I
    Item 1.  Description of Business ........................................  3
    Item 2.  Description of Properties ......................................  3
    Item 3.  Legal Proceedings ..............................................  3
    Item 4.  Submission of Matters to a Vote of Security Holders ............  3
    Item 5.  Market for Common Equity and Related Stockholders Matters ......  3
    Item 6.  Management Discussion and Analysis of Financial Condition
             & Results of Operation .........................................  4
    Item 7.  Financial Statements ...........................................  4
    Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......................................  4

PART II
    Item 9.  Directors, Executive Officers, Promoters and Control Persons ...  5
             , Compliance with Section 16(a) of the Exchange Act ............  5
    Item 10. Executive Compensation .........................................  5
    Item 11. Security Ownership of Certain Beneficial Owners and
             Management .....................................................  5
    Item 12. Certain Relationships and Related Transactions .................  6
    Item 13. Exhibits and Reports on Form 8-K ...............................  6
FINANCIAL STATEMENTS .................................................... 7 - 16
SIGNATURES .................................................................. 17
CERTIFICATIONS ......................................................... 18 - 19

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matter was submitted to a vote of the security holders during the transitional period covered by this report.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

                                     Market

To the knowledge of current management, there is no public trading market for the Company's common stock

                                     Holders

At June 30, 2003, there were approximately 66 holders of record of the Company's common stock.

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

At June 30, 2003, the Directors and Officers of the Company are as follows:

Name                       Age                       Positions and Offices Held

William D. O'Neal          43                        Director/President
                                                     Secretary/Treasurer

William D. O'Neal, 43 years of age, is the sole Officer and Director. Mr. O'Neal has served as our Sole Director since January 18, 2002 His current term as Director expires, subject to re-election, on January 17, 2004. Mr. O'Neal has served as President since his election on January 18, 2002. Mr. O'Neal holds a B.A. degree from Berklee College of Music, and a J.D. degree from the University of Oregon School of Law. He has been a practicing attorney since 1991. Over the past five (5) years, Mr. O'Neal has served as General Counsel to a publicly traded corporation in Phoenix, Arizona, and is the sole owner of a Phoenix-based private law firm. Mr. O'Neal is a member in good standing of the State Bar of Arizona.

                Compliance with Section 16(a) of the Exchange Act

The Company does not have a class of equity  securities  registered  pursuant to
Section 12 of the Exchange Act. As a result, no reports are required to be filed pursuant to Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

During the transitional period covered by this report, the Company's sole officer and director did not receive any salary, wage or other compensation. During the current fiscal year, the Company has no present plans or means to pay compensation to its sole officer and director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

As of June 30, 2003, there were 20,000,000 shares of our common stock, $.001 par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Security Ownership of Beneficial Owners:

Beneficial Owner    Class     Amount       Nature of Ownership      Percentage
----------------    -----     ------       -------------------      ------------
William D. O'Neal   Common    19,120,000   Direct                   95.6%
4213 N. Tabor St.
Mesa, AZ 85215
--------------------------------------------------------------------------------

Security Ownership of Management:

Beneficial Owner    Class     Amount       Nature of Ownership      Percentage
----------------    -----     ------       -------------------      ------------
William D. O'Neal   Common    19,120,000   Direct                   95.6%
Director/President
Secretary, Treasurer
4213 N. Tabor St.
Mesa, AZ 85215
--------------------------------------------------------------------------------
TOTAL
Common Shares     20,000,000

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT
NUMBER  DESCRIPTION
------  ------------
31     Certification
32     Certification



    (b) Reports on Form 8-K

None

FINANCIAL STATEMENTS
                                TABLE OF CONTENTS                         PAGE
                                ---------------

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ........................... F-1

BALANCE SHEET .............................................................. F-2

STATEMENT OF OPERATIONS .................................................... F-3

STATEMENT OF STOCKHOLDER' EQUITY ........................................... F-4

STATEMENT OF CASH FLOWS .................................................... F-5

NOTES TO FINANCIAL STATEMENTS ....................................... F-6 - F-10

                           Shelley International, CPA
                               161 E. 1st. St. #1.
                                 Mesa, AZ 85201
                                 (480) 461-8301

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and Audit Committee
GBO CORPORATION

I have audited the accompanying balance sheet of GBO Corporation., (a Development Stage Company) as of June 30, 2003 and June 30, 2002 and the related statements of operations, stockholders' equity, and cash flows for the period from January 18, 2002 (inception) to June 30, 2002, year ended June 30, 2003, and period 18 January, 2002 (inception) to June 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GBO Corporation, (a Development Stage Company) as of June 30, 2003 and June 30, 2002 and the related statements of operations, stockholders' equity, and cash flows for the period from January 18, 2002 (inception) to June 30, 2002, year ended June 30, 2003 and period January 18, 2002 (inception) to June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

                                                     Shelley International, CPA
September 4, 2003
                                      F-1

                              FINANCIAL STATEMENTS

                                GBO CORPORATION
                         (A Development Stage Company)

                                 BALANCE SHEET
                                 -------------


                                            As of              As of
                                           June 30,           June 30,
                                             2003               2002
                                        ---------------   ---------------
                                     ASSETS
                                     ------
CURRENT ASSETS
     Cash                                             0     $         126
                                        ---------------   ---------------

     Total Current Assets                             0     $         126
                                        ---------------   ---------------

OTHER ASSETS                                          0                 0
                                        ---------------   ---------------

     Total Other Assets                               0                 0
                                        ---------------   ---------------

TOTAL ASSETS                                          0     $         126
                                        ===============   ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES

Current Liabilities                                   0                 0
                                        ---------------   ---------------

     Total Current Liabilities                        0                 0
                                        ---------------   ---------------

STOCKHOLDERS' EQUITY


     Common Stock, authorized
     25,000,000 shares of stock,
     issued and outstanding 20,000,000,
     par value $0.001 per share           $      20,000     $      20,000

     Additional Paid in Capital                   5,670             5,670

     Deficit accumulated during the
     development stage                          (25,670)          (25,544)
                                        ---------------   ---------------

     Total Stockholders' Equity                       0     $         126
                                        ---------------   ---------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                  0     $         126
                                        ===============   ===============

The accompanying notes are an integral part of these statements
                                      F-2

                                GBO CORPORATION
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS
                             ----------------------

                                         Year     January 18, 2002    January 18, 2002
                                        Ended       (Inception)          (Inception)
                                       June 30,      to June 30,         to June 30,
                                         2003           2002                 2003
                                 -------------- ------------------ -------------------
INCOME
  Revenue                                     0                  0                   0
                                 -------------- ------------------ -------------------
EXPENSES
  General, Selling and
  Administrative                  $         126  $          25,544  $           25,670
                                 -------------- ------------------ -------------------

  Total Expense                   $         126  $          25,544  $           25,670
                                 -------------- ------------------ -------------------

  Loss before Provision for
  Income Taxes                    $        (126) $         (25,544) $          (25,670)

  Provision for Income Taxes                  0                  -                   0
                                 -------------- ------------------ -------------------


NET INCOME (LOSS)                 $        (126) $         (25,544) $          (25,670)
                                 ============== ================== ===================

Primary and Diluted Earnings
  (Loss) per Weighted Average
   Number of Common Shares                 0.01               0.01                0.01
                                 -------------- ------------------ -------------------

Weighted Average Number of
Common Shares                        20,000,000         20,000,000          20,000,000
                                 -------------- ------------------ -------------------

The accompanying notes are an integral part of these statements
                                      F-3

                               GBO CORPORATION
                         (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' EQUITY
                       ---------------------------------

                                              Common Stock       Additional  Accumulated       Total
                                         Shares        Amount      Paid in     Deficit        Equity
                                                                   Capital
                                     ------------ ------------- ----------- ------------ -----------
Initial Capitalization
     Stock issued for services         19,370,000  $     19,370           -               $   19,370
     Stock sales for cash                 630,000           630  $    5,670                    6,300

Retained Earnings (Loss)                                                     $   (25,544)    (25,544)
                                     ------------ ------------- ----------- ------------ -----------

Balance, June 30, 2002                 20,000,000  $     20,000  $    5,670  $   (25,544) $      126

Accumulated Deficit                                                                 (126)       (126)
                                     ------------ ------------- ----------- ------------ -----------

Balance, June 30, 2003                 20,000,000  $     20,000  $    5,670  $   (25,670) $        -
                                     ============ ============= =========== ============ ===========

The accompanying notes are an integral part of these statements
                                      F-4

                                 GBO CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                             -----------------------

                                                        Year     January 18, 2002    January 18, 2002
                                                       Ending       (Inception)         (Inception)
                                                      June 30,       to June 30,        to June 30,
                                                         2003            2002              2003
                                              ---------------- ------------------ -------------------
Cash Flows from Operating Activities

        Net Loss                               $          (126) $         (25,544) $          (25,670)

        Consulting for stock                                 0             19,370              19,370
        Changes in assets and liabilities                    0                  0                   0
                                              ---------------- ------------------ -------------------


Net Cash Provided by Operations                $          (126) $          (6,174) $           (6,300)
                                              ---------------- ------------------ -------------------

Cash Flow Used in Investing Activities                       0                  0                   0
                                              ---------------- ------------------ -------------------

Cash Flows from Financing Activities

        Sales of Stock                                       0  $           6,300  $            6,300
                                              ---------------- ------------------ -------------------

Cash Flows from Financing Activities                         0  $           6,300  $            6,300
                                              ---------------- ------------------ -------------------

Net Increase (Decrease)
Net Increase (Decrease) in Cash                $          (126) $             126                   0

Cash, Beginning of Period                      $           126                  0                   0
                                              ---------------- ------------------ -------------------

Cash, End of Period                                          0  $             126                   0
                                              ================ ================== ===================

The amount of interest paid for the period shown above was $00.00. The amount of taxes paid for the period shown above was $00.00.

Significant non cash transactions:
Issuance of 19,370,000 shares of common stock for consulting services valued at $19,370

The accompanying notes are an integral part of these statements
                                      F-5

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2003 the Company has no assets and no debt. The relevant accounting policies and procedures are listed below:

Accounting Basis

The basis is generally accepted accounting principles.

Fiscal Year

The Company changed its fiscal year end from December 31 to June 30.

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

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold. The compensatory stock is calculated and recorded at the securities' fair value at the time the stock is given.

SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable. The common stock paid to non-employees was valued at the value of the services rendered. In all instances this was assumed to be par value for the stock.

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

The Company was initially capitalized on January 18, 2002. Also, $19,370 of value was given in services for which 19,370,000 shares of stock were issued at par value. Afterward, 630,000 shares of common stock were sold for $6,300 ($0.01 per share) as shown in the statement of stockholders' equity

NOTE 5. RELATED PARTY TRANSACTIONS

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is estimated at $5,647, which is calculated by multiplying a 22% estimated tax rate by the two items making up the deferred tax account, the accumulated NOL of $25,670 and the difference between tax and book net loss of $537, (which was due to the organization costs). The total valuation allowance is a comparable $5,647

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.


                                                          2002             2003
                                                          ----             ----
         Net change in deferred taxes                    5,620               27
         Valuation Account                              (5,620)             (27)
         Current taxes payable                               0                0
                                                      --------           ------
         Provision for Income Taxes                          0                0
                                                      --------           ------

Below is a chart showing the federal net operating losses and the year in which it will expire.

         Year                                           Amount       Expiration
                                                        ------       ----------
         2002                                           24,855             2022
         2003                                              278             2023

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

Note 9. SUBSEQUENT EVENTS

The Company has entered into a merger agreement, effective July 15, 2003, with Listo, Inc. a national and international hospitality company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

GBO CORPORATION

Dated: September 9, 2003                                By: /s/ Robert Smart
                                                        ------------------------
                                                                Robert Smart
                                                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: September 9, 2003

By: /s/ Robert Smart
----------------------------
        Robert Smart
        Director, President
        Secretary, Treasurer

                                   EXHIBIT 31

                CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Robert Smart, President of the Registrant, GBO, Inc. certify that:

1.   I have reviewed this transitional report on Form 10-KSB of GBO, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this transitional report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this transitional report;

4. I am solely responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this report (the "Evaluation Date"); and

     (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  September 9, 2003                             /s/ Robert Smart
                                                      --------------------------
                                                          Robert Smart
                                                          President

                                   EXHIBIT 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Transitional Report of GBO, Inc. (the "Company") on Form 10-KSB for the transitional period January 1, 2003, to June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Smart, President of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/Robert Smart
------------------------
   Robert Smart
   President