Form 10QSB
period 2003-09-30
LISTO INC
filed 2003-11-18
CIK 1166829

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Fiscal Quarter Ending September 30, 2003

                                   LISTO, INC.
          ------------------------------------------------------------
             (Exact name of registrant as it appears in its charter)

                                    000-49705
                            ------------------------
                            (Commission File Number)

           Nevada                                           80-0011246
--------------------------------------------------------------------------------
  (State or jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                          Identification No.)

               39612 North Central Avenue, Phoenix, Arizona 85086
          ------------------------------------------------------------
                     (Address of Principal Executive Office)

                                 (602) 614-6081
                          ---------------------------
               Registrant's telephone number, including area code

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
Yes  X   No
    ---    ---

At the end of the quarter ending September 30, 2003, there were 4,820,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

                               TABLE OF CONTENTS
                                -----------------
ITEM I                                                                      Page

PART I. FINANCIAL INFORMATION

     Item 1. FINANCIAL STATEMENTS ...........................................  3
          BALANCE SHEETS ....................................................  3
          STATEMENTS OF OPERATIONS ..........................................  4
          STATEMENT OF STOCKHOLDERS' EQUITY .............................  5 - 6
          STATEMENTS OF CASH FLOWS ..........................................  7
          NOTES TO UNAUDITED FINANCIAL STATEMENTS ....................... 8 - 11

     Item  2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION AND RESULTS OF OPERATION ........................... 12
          The Company ....................................................... 12
          Results of Operation .............................................. 12
          Liquidity and Capital Resources ................................... 13

PART II. OTHER INFORMATION

     Item 1. LEGAL PROCEEDINGS .............................................. 13

     Item 2. CHANGES IN SECURITIES .......................................... 13

     Item 3. DEFAULT UPON SENIOR SECURITIES ................................. 13

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............ 13

     Item 5. OTHER INFORMATION .............................................. 13

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K ............................... 14

SIGNATURES .................................................................. 14

CERTIFICATIONS ......................................................... 15 - 18

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                  Listo, Inc.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                 --------------
                                  (Unaudited)

                                     ASSETS
                                     ------

                                                    September 30,      June 30,
                                                         2003           2003
                                                    ------------- -------------
CURRENT ASSETS
     Cash                                            $      3,349  $      4,340
     Prepaid Rent                                               -             -
                                                    ------------- -------------
     Total Current Assets                                   3,349         4,340
                                                    ------------- -------------
TOTAL ASSETS                                         $      3,349  $      4,340
                                                    ============= =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
Current Liabilities
     Payroll Taxes Payable                           $     15,166  $      4,098
     Payable from Officer                                                   100
     Accounts Payable                                       5,500
                                                    ------------- -------------
     Total Current Liabilities                             20,666         4,198
                                                    ------------- -------------
STOCKHOLDERS' EQUITY
     Common Stock, authorized is
     25,000,000 shares.  Issued and
     outstanding on September 30, 2002 is
     2,978,000 shares, on June 30, 2003
     is 3,756,000 shares, and on
     September 30, 2003 is 4,820,000
     shares at par value $0.001 per share                   4,820         3,756

     Paid in Capital                                      498,940       288,004
     Common Stock Subscribed                                            (21,000)
     (Deficit) accumulated during the
     development stage                                   (521,077)     (270,618)
                                                    ------------- -------------
     Total Stockholders' Equity                           (17,317)          142
                                                    ------------- -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $      3,349  $      4,340
                                                    ============= =============

The accompanying notes are an integral part of these statements

                                   Listo, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                  (Unaudited)

                                                                          Period
                                        Three Months  Three Months       1/18/2002
                                           Ended         Ended        (Inception) to
                                       September 30,  September 30,     September 30,
                                            2003          2002              2003
                                      -------------- --------------  ----------------
INCOME
Revenue                                $           -  $           -  $              -
                                      -------------- -------------- -----------------

EXPENSES
General and Administrative                    63,859         19,521           269,137
Rent                                           2,950
Salaries                                      65,738                           92,533
Organizational Expenses                       96,000                           96,000
Professional and Legal                        21,912                           63,407
                                      -------------- --------------  ----------------

Total Expense                                250,459         19,521           521,077
                                      -------------- --------------  ----------------

Net (Loss) before Provision for
Income Taxes                                (250,459)       (19,521)         (521,077)


Provision for Income Taxes                  -                    -                   -
                                      -------------- --------------  ----------------


NET (LOSS)                             $    (250,459) $     (19,521) $       (521,077)
                                      ============== ============== =================



Net (Loss) per Common Share                     0.06        *                    0.13
                                      -------------- --------------  ----------------


Weighted Average Number of
Common Shares Outstanding                  3,927,800      2,871,600         3,927,800
                                      -------------- --------------  ----------------

* Less than $0.01

The accompanying notes are an integral part of these statements

                                  Listo, Inc.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' EQUITY
                       ---------------------------------
                                  (Unaudited)

                                                       Common Stock                                       Accumulated
                                     ----------------------------------------------                           Deficit
                                                                Price                  Paid in     Stock     1/18/2002       Total
                                         Date       Shares   Per Share      Amount     Capital  Subscribed  to 9/30/03      Equity
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Common Stock issued for services         4/6/02   2,000,000     $ 0.001     $ 2,000  $        -  $        -  $        -  $    2,000
Common Stock issued for cash            4/17/02     240,000       0.080         240      19,760                              20,000
Common Stock issued for cash            4/17/02       9,697       0.330          10       3,408                               3,418
Common Stock Subscribed                 4/17/02      50,303       0.330          50      16,550     (16,600)                      -
Common Stock issued for services        4/17/02     150,000       0.260         150      39,850                              40,000
Common Stock issued for services        4/28/02     500,000       0.001         500                                             500
Common Stock issued for cash             5/7/02       2,000       0.500           2         980                                 982
                                                                                                                                  -
Net (Loss)                                                                                                      (58,423)    (58,423)
                                                -----------             ----------- ----------- ----------- ----------- -----------

Balance, June 30, 2002                            2,952,000                   2,952      80,548     (16,600)    (58,423)      8,477

Proceeds from Stock Subscription        7/20/02                                                      16,600                  16,600
Common Stock issued for cash            7/22/02      20,000       0.500          20       9,980                              10,000
Common Stock issued for cash             8/1/02       2,000       0.500           2         998                               1,000
Common Stock issued for cash             8/5/02       4,000       0.500           4       1,996                               2,000
Common Stock issued for cash             9/1/02       1,500       0.660           2         998                               1,000
Common Stock issued for services        10/1/02      20,500       0.720          20      14,740                              14,760
Common Stock issued for cash            12/9/02      20,000       0.250          20       4,980                               5,000
Common Stock issued for cash            1/10/03      20,000       0.250          20       4,980                               5,000
Common Stock issued for cash            1/16/03      20,000       0.250          20       4,980                               5,000
Common Stock issued for services        1/16/03      12,000       0.250          12       2,988                               3,000
Common Stock issued for cash            1/31/03       4,000       0.250           4         996                               1,000
Common Stock issued for cash             2/7/03     100,000       0.250         100      19,900                              20,000
Common Stock issued for cash            2/11/03      24,000       0.250          24       5,976                               6,000
Common Stock issued for cash            2/18/03       4,000       0.250           4         996                               1,000
Common Stock issued for cash            2/21/03      10,000       0.250          10       2,490                               2,500
Common Stock issued for cash             3/5/03      18,000       0.250          18       4,482                               4,500
Common Stock issued for cash             3/6/03       8,000       0.250           8       1,992                               2,000
Common Stock issued for cash            3/13/03       4,000       0.250           4         996                               1,000
Common Stock issued for cash            3/14/03       4,000       0.250           4         996                               1,000
Common Stock issued for cash            3/18/03      10,000       0.250          10       2,490                               2,500
Common Stock issued for cash            3/28/03      19,000       0.250          19       4,731                               4,750
Common Stock issued for cash             4/7/03      60,000       0.200          60      11,940                              12,000
Common Stock issued for services         4/7/03      21,000       0.250          21       5,229                               5,250
Common Stock issued for cash            4/16/03      48,000       0.250          48      11,952                              12,000
Common Stock issued for services        4/16/03       4,000       0.250           4         996                               1,000
Common Stock issued for cash            4/28/03      32,000       0.250          32       7,968                               8,000
Common Stock issued for services        4/28/03       4,000       0.250           4         996                               1,000
Common Stock issued for cash            4/30/03      48,000       0.250          48      11,952                              12,000
Common Stock issued for cash             5/5/03       6,000       0.250           6       1,494                               1,500
Common Stock issued for cash            5/12/03      64,000       0.250          64      15,936                              16,000
Common Stock issued for cash            5/20/03      20,000       0.250          20       4,980                               5,000
Common Stock issued for services        5/20/03      40,000       0.250          40       9,960                              10,000



STATEMENT OF STOCKHOLDERS' EQUITY - continued

Common Stock issued for cash            5/21/03      48,000       0.250          48      10,452                              10,500
Common Stock Subscribed                 5/21/03       4,000       0.250           4         996      (1,000)                      -
Common Stock Subscribed                 6/30/03      80,000       0.250          80      19,920     (20,000)                      -

Net (Loss)                                                                                                     (212,195)   (212,195)
                                                -----------             ----------- ----------- ----------- ----------- -----------

Balance, June 30, 2003                            3,756,000                   3,756     288,004     (21,000)   (270,618)        142

Proceeds from Stock Subscription         7/1/03                                                      21,000                  21,000
Recapitalization July 15, 2003                                                                                                    -
    Common Shares Issued                7/15/03     440,000       0.001         440        (440)                                  -
Common Stock issued for cash            7/25/03      24,000       0.500          24      11,976
Common Stock issued for cash            7/28/03       6,000       0.500           6       2,994
Common Stock issued for cash            7/31/03       6,000       0.500           6       2,994
Common Stock issued for cash             8/1/03      12,000       0.500          12       5,988
Common Stock issued for cash             8/5/03      26,000       0.500          26      12,974
Common Stock issued for cash             8/6/03      20,000       0.500          20       9,980
Common Stock issued for cash            8/11/03      58,000       0.500          58      28,942
Common Stock issued for cash            8/15/03      12,000       0.500          12       5,988
Common Stock issued for cash            8/18/03      10,000       0.500          10       4,990
Common Stock issued for cash            8/22/03       6,000       0.500           6       2,994
Common Stock issued for cash           8//25/03      12,000       0.500          12       5,988
Common Stock issued for services        8/27/03      20,000       0.500          20       9,980
Common Stock issued for cash            8/28/03      12,000       0.500          12       5,988
Common Stock issued for cash            9/15/03     400,000       0.250         400      99,600

Net (Loss)                                                                                                     (250,459)   (250,459)
                                                -----------             ----------- ----------- ----------- ----------- -----------

Balance, September 30, 2003                       4,820,000              $    4,820  $  498,940  $        -  $ (521,077) $ (229,317)
                                                ===========             =========== =========== =========== =========== ===========

The accompanying notes are an integral part of these statements

                                  Listo, Inc.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)

                                                                                  Period
                                               Three Months   Three Months    January 18, 2002
                                                   Ended          Ended         (Inception)
                                               September 30,   September 30,    September 30,
                                                   2003            2002             2003
                                             --------------- --------------- ----------------
Cash Flows from Operating Activities

Net (Loss)                                     $    (250,459)  $     (19,512)  $     (521,077)

Significant Non-Cash Transactions
  Issued 2,650,000 common shares
  for services valued at $42,500
  during period ended June 30, 2002,
  101,500 common shares for services
  valued at $35,010 during year ended
  June 30, 2003 and 20,000 common
  shares for services valued $10,000
  during period ended Sep 30, 2003                    10,000                           87,510

Changes in assets and liabilities
  Prepaid Rent                                                       (10,950)
  Accounts Payable                                     5,500                            5,500
  Payroll Taxes Payable                               11,068                           15,166
  Payable From Officer                                  (100)
                                             --------------- --------------- ----------------

Net Cash Used by Operations                         (223,991)        (30,462)        (412,901)
                                             --------------- --------------- ----------------
Cash Flow Used in Investing Activities                     -               -                -
                                             --------------- --------------- ----------------
Cash Flows from Financing Activities
Proceeds from Stock Subscriptions                     21,000          16,600
Proceeds from Stock Sales                            202,000          13,000          416,250
                                             --------------- --------------- ----------------

Cash Flows from Financing Activities                 223,000          29,600          416,250
                                             --------------- --------------- ----------------
Net Increase in Cash                                    (991)           (862)           3,349

Cash, Beginning of Period                              4,340             977                -
                                             --------------- --------------- ----------------
Cash, End of Period                           $        3,349  $          115  $         3,349
                                             =============== =============== ================

Significant Non-Cash Trasactions
For year ended June 30, 2002, Common Stock Issued included 50,303 shares paid for in July 2002.
For year ended June 30, 2003, Common Stock Issued included 84,000 shares paid for in July 2003.

Supplemental Information:
The amount of interest and taxes paid for the above period was $0.00.

The accompanying notes are an integral part of these statements

                                   Listo, Inc.
                          (A Development Stage Company)


                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note 1. GENERAL ORGANIZATION AND BUSINESS

Listo, Inc., (the Company) was organized in the state of Nevada on January 18, 2002. The Company is currently in its development stage and to date its activities have been limited to organization and capital formation. The Company currently has no operations and, in accordance with SFAS No. 7, is considered a development stage company. The Company's fiscal year end is June 30.

On July 15, 2003 the Company acquired all of the outstanding stock of GBO Corporation, a Nevada Corporation in a stock exchange transaction. This was accounted for as a re-capitalization with the surviving legal entity being GBO and the accounting history being that of Listo, Inc. GBO immediately initiated a name change to Listo, Inc.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of September 30, 2003 the Company has no assets except for cash and also has no operations. The relevant accounting policies and procedures are listed below:

Accounting Basis

The basis is accounting principles generally accepted in the United States.

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

The Company was initially capitalized on January 18, 2002. Also, $42,500 of value was given in services for which 2,650,000 shares of stock were issued at par value. Afterward, 1,608,100 shares of common stock were sold for $416,250, and an additional 121,500 shares were given for services valued at $45,010 as shown in the statement of stockholders' equity

NOTE 5. RELATED PARTY TRANSACTIONS

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is estimated at $114,637, which is calculated by multiplying a 22% estimated tax rate by the two items making up the deferred tax account, the accumulated NOL of $521,077. The total valuation allowance is a comparable $114,637

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.
                                            9/30/03        2003         2002
                                            -------     -------      -------
         Net change in deferred taxes       $55,100     $46,683      $12,853
         Valuation Account                  (55,100)    (46,683)     (12,853)
         Current taxes payable                    0           0            0
                                           --------     -------      -------
         Provision for Income Taxes        $      0     $     0      $     0
                                           ========     =======      =======

Below is a chart showing the federal net operating losses and the year in which it will expire.

         Year                                 Amount             Expiration
                                           ---------             ----------
         2002                              $  58,423                 2022
         2003                                212,195                 2023
         9/30/03                             250,459                 2024
                                           ---------
         Total                              $521,077
                                           =========

Internal Revenue Code (IRC) Section 382 restricts the amount of net operating loss carry forward that can be utilized in a year if there has been a fifty percent ownership change. Because of the re-capitalization done July 15, 2003 ownership percentages have changed. However, because the valuation allowance account established effectively negates any need for an in depth review of stock ownership changes, no analysis was performed on stock ownership to verify if the Listo, Inc. ownership would be covered by IRC Section 382.

Note 6. OPERATING LEASES AND OTHER COMMITMENTS:

The Company leases office space in Phoenix and in Mexico. The leases have expired as of July 15, 2003. However, it is expected that they will be renewed. The five-year projection of these future obligations follows:

                           Year 1    Year 2    Year 3    Year 4    Year 5
Operating Leases, etc     $30,000   $30,000   $30,000   $30,000   $30,000


Note 8. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 145-150 and their effect on the Company.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The Company

Listo, Inc (the "Company", "us" or "we") was incorporated in the State of Nevada on January 18, 2002, as GBO Corporation. Effective July, 15, 2003, the Company merged with Listo, Inc., a private Nevada corporation, and changed its name to Listo, Inc. The Company's plan is to acquire residential and commercial real estate in the resort town of Puerto Penasco, Mexico, located 60 miles southwest of the Arizona border town of Lukeville, for resale or development. Listo, Inc. is a development stage company that does not as yet own any property and has not generated any revenues from operations..

Listo, Inc. currently plans to conduct the following business activities: acquire, manage, and develop income-producing real property in Puerto Penasco, Mexico and acquire real property in Puerto Penasco, Mexico for long-term capital gains. The Company's plan of operations also includes identifying suitable companies that own land and/or income-producing property in Puerto Penasco, Mexico for purposes of acquisition.

Results of Operation

The Company's only operations during this quarter consisted of (i) reorganizational activities related to the merger of the Company with Listo, Inc., a Nevada corporation, effective July 15, 2003, (ii) investigating possible opportunities in furtherance of the Company's plans to purchase and develop commercial and residential real estate projects in Puerto Penasco, Mexico, and
(iii) capital raising activities related thereto (See "Changes in Securities").

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant efforts have been undertaken regarding the purchase, development and marketing of its first real estate project.

Our success is materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise additional capital. In order to satisfy our requisite budget, management has held and continues to conduct negotiations with various investors. We anticipate that these negotiations will result in additional investment capital for us.

Our operations involve risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we will need to raise additional capital to develop, promote, and conduct our operations. Additional capital may be raised through public or private financing as well as borrowings and other sources. There can be no assurance that additional funding will be available under favorable terms. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain products and services that we would not otherwise relinquish.

The Company generated $0 in revenue during the period covered by this Report. Net losses for the Quarter ending September 30, 2003, of $250,459 primarily attributable to costs related to the merger, general and administrative costs, and costs related to researching the viability potential of projects for the Company. The Company had total assets of $3,349 and total current liabilities of $20,666. The Company had $3349 in cash. The Company expects to continue to incur losses at least through fiscal year 2003, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

Liquidity and Capital Resources

At September 30, 2003, the Company's total assets of $3349 were exceeded by current liabilities of $20,666. We had cash on hand of $3349.


                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None

Item 2. CHANGES IN SECURITIES

During the three-month period ending September 30, 2003, the Company issued a total of 616,000 shares of its unregistered common stock to 22 investors for a total value to the Company of $196,000. The Company issued an additional 20,000 shares of its unregistered common stock for services rendered for a total value to the Company of $1,000.

The aforementioned securities were issued under the exemption from registration provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended. We believed this exemption is available because these issuances were transactions not involving a public offering. There was no general solicitation or advertising used to offer our shares. Each investor had the knowledge and experience in financial and business matters to evaluate the merits and risks of this prospective investment and therefore was either accredited or sufficiently sophisticated to undertake such an investment. Further, securities were not offered or sold to more than thirty-five (35) unaccredited investors.

We have never utilized an underwriter for an offering of our securities.


Item 3. DEFAULT UPON SENIOR SECURITIES.

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 15, 2003, GBO, Inc. (the "Company" or "Registrant") entered into a Plan of Merger with Listo, Inc.("Listo"), a private Nevada corporation, providing that the Company issue one share of its common stock for each share owned by the shareholders of Listo. The transaction was approved by written consent of the shareholders of the Company and Listo and no shareholders of Listo or the Company exercised their right to dissent to the merger, therefore, all 3,676,000 of the issued and outstanding shares of Listo were acquired by the Company. Articles of Merger were filed with the Nevada Secretary of State on July 15, 2003, providing that the effective date of the merger is June 1, 2003 and changing the name of the Company to Listo, Inc. The Company filed a Form 8-K on July 27,2003, reporting the material facts of the merger. On September 3, 2003, the shareholders authorized the Company to file a Certificate of Correction with the Nevada Secretary of State changing the effective date of the merger to July 15, 2003. On September 29, 2003, the Company filed an Amended Form 8-K reporting the change in the effective date of the merger.

Item 5. OTHER INFORMATION.

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.


     (a)   Exhibits

          31.1 Certificate of CEO as Required by Rule 13a-14(a)/15d-14

          31.2 Certificate of CFO as Required by Rule 13a-14(a)/15d-14

          32.1 Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63
               of Title 18 of the United States Code

          32.2 Certificate of CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63
               of Title 18 of the United States Code


     (b)   Reports of Form 8-K.

          Form 8K filed on August 13, 2003 and thereafter amended on September 4, 2003 and September 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2003                                LISTO, INC.

                                                     By: /s/ Robert L. Smart
                                                         -----------------------
                                                             Robert L. Smart
                                                             President

                                  EXHIBIT 31.1
                                  CERTIFICATION

I, Robert L. Smart, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of LISTO, INC.;

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

Date: November 14, 2003
/s/ Robert L. Smart
------------------------
By: Robert L. Smart, CEO

                                  EXHIBIT 31.2
                                  CERTIFICATION

I, Robert L. Smart, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of LISTO, INC.;

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

Date: November 14, 2003
/s/ Robert L. Smart
------------------------
By: Robert L. Smart, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of LISTO, INC. (the "Company") on Form 10-QSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert L. Smart, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Robert L. Smart
                                                   --------------------------
Date: November 14, 2003                               Robert L. Smart
                                                      Chief Executive Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of LISTO, INC. (the "Company") on Form 10-QSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert L. Smart, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                  /s/Robert L. Smart
                                                  ---------------------------
Date: November 14, 2003                              Robert L. Smart
                                                     Chief Financial Officer